Form 10-Q
period 2025-09-30
AI Infrastructure Acquisition Corp.
filed 2025-11-14
CIK 2073553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

AI INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months ended September 30, 2025 and for the Period from May 13, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three Months ended September 30, 2025 and for the Period from May 13, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from May 13, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AI INFRASTRUCTURE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

30-Sep-25
Assets
Current assets
Cash	$2,665,000
Prepaid expenses	6,425
Total current assets	$2,671,425
Deferred offering costs associated with proposed public offering	236,155
Total Assets	$2,907,580

Liabilities and Shareholders’ Equity
Current liabilities
Due to Sponsor	$2,665,000
Promissory note payable	236,790
Total Liabilities	$2,901,790
Commitments and Contingencies (Note 1 and 6)

Shareholders’ Equity:
Preference shares, $0.0001 par value;20,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 440,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)	$383
Additional paid-in capital	24,617
Accumulated deficit	$(19,210)
Total shareholders’ equity	5,790
Total Liabilities and Shareholders’ Equity	$2,907,580

(1)	Includes an aggregate of up to 500,000 Class B ordinary shares which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended 30-Sep-25	For the period from 13-May-25 (inception) through 30-Sep-25
General and administrative expenses	$(7,160)	$(19,210)
Net loss	$(7,160)	$(19,210)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	3,833,333	3,833,333

Basic and diluted net loss per ordinary share	$-	$(0.01)

(1)	This number includes an aggregate of up to 500,000 Class B ordinary shares which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE PERIOD FROM MAY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at May 13, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	3,833,333	383	24,617	-	25,000
Net loss	-	-	-	-	-	(12,050)	(12,050)
Balance at June 30, 2025 (unaudited)	-	$-	3,833,333	$383	$24,617	$(12,050)	$12,950
Net loss	-	-	-	-	-	(7,160)	(7,160)
Balance at September 30, 2025 (unaudited)	-	$-	3,833,333	$383	$24,617	$(19,210)	$5,790

(1)	Includes up to 500,000 Class B ordinary shares which were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option on October 6, 2025, the Class B ordinary shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash flows from Operating Activities:
Net loss	$(19,210)
Changes in operating assets and liabilities:
Prepaid expenses	(6,425)
Deferred Offering Costs	(236,155)
Net cash used in operating activities	$(261,790)

Cash flows from Financing Activities:
Proceeds from issuance of promissory note payable	236,790
Due to Sponsor	2,665,000
Proceeds from issuance of Class B ordinary shares	25,000
Net cash provided by financing activities	$2,926,790

Net Change in Cash	2,665,000
Cash – Beginning of period	-
Cash – End of period	$2,665,000

Non-cash investing and financing activities:
Deferred offering costs included in promissory note payable	$236,790
Deferred offering costs paid by Sponsor in exchange of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 13, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the preparation for the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had no cash and a working capital deficit of $230,365.

The Company’s liquidity needs up to September 30, 2025 had been satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor for $236,790 (as further described in Note 5). The promissory note was repaid in full on October 6, 2025.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the Company’s financial position, operating results and cash flows. The results of operations for the period from May 13, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,665,000 of cash or cash equivalents as of September 30, 2025.

Investments Held in Trust Account

As of September 30, 2025, there were no assets held in the Trust Account. As of October 6, 2025, after consummation of our Initial Public Offering, the assets held in the Trust Account, amounting to $138,000,000, were held in money market investments.

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

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2025, the Company had $236,155 of deferred offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Administrative Services Agreement

Subsequent to June 30, 2025, the Company entered into an agreement, commencing on October 6, 2025, through the later of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the period from May 13, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreement exists with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, there were no amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2025, there was $236,790 outstanding under the Promissory Note.

The outstanding balance under the Promissory Note of $236,790 was repaid at the closing of the Initial Public Offering on October 6, 2025.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 440,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 3,833,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 500,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own approximately 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the private placement shares and representative shares). As the over-allotment option was exercised in full, none of the Class B ordinary shares were forfeited.

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

September 30, 2025
Cash	$1,641,710
Deferred offering costs	236,155

For the Period from May 13, 2025 (Inception) through September 30, 2025
Formation, general, and administrative costs	$19,210

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 13, 2025 (inception) through September 30, 2025, we had net loss of $19,210, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2025, we had $2,665,000 of cash or cash equivalents and a working capital deficit of $230,365.

The Company’s liquidity needs up to September 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $236,790 and a $2,665,000 advance from the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2025, there were no amounts outstanding under any Working Capital Loans.

Operating expenses and loss from operations – For the period from May 13, 2025 (inception) through September 30, 2025, cash used in operating activities was $261,790. Net loss of $19,210 was affected by changes in operating assets and liabilities requiring $242,580 of cash for operating activities.

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

As of September 30, 2025, we had cash held in Trust Account of $0.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term commitments as of September 30, 2025.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended September 30, 2025, there were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On November 13, 2025, Peter Stoneberg resigned as a director of the Company effective immediately. Mr. Stoneberg’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. Stoneberg’s resignation, on November 13, 2025, the Company’s board of directors appointed Weston Adams as a director to fill the newly created vacancy. Mr. Adams was also appointed as a member of the board’s audit committee, compensation committee, and nominating committee. Additionally, Mr. Adams was appointed as the chair of the nominating committee.

Mr. Adams was the Chief Construction and Facilities Officer of Core Scientific, a leader in Blockchain and AI in the US, from 2018–2020 and was instrumental in the design, construction, and operations of large scale blockchain data centers. Through his experience in Core Scientific, he was able to successfully receive multiple patents in the areas of heat transfer and passive airflow. Mr. Adams is on the Board of Directors for Blockcap Inc., one of the largest cryptocurrency mining companies in the US. He is also President and CEO of Western States Contracting Inc., a large infrastructure provider in Nevada. Mr. Adams is a GC and developer and has built projects in over 10 states. He holds a BS in Finance from the University of Nevada Las Vegas and is an active member of the Darren Waller Foundation, which provides support to underprivileged youth. Mr. Adams brings extensive experience in business development, construction, project management and strategic advisory, particularly in the blockchain data center development, real estate and energy sectors, to our board.

Mr. Adams’ compensation will be consistent with that provided to the Company’s other independent directors. In addition, the Company will enter into an indemnification agreement with Mr. Adams in connection with his appointment to the board, which is in substantially the same form as that entered into with the other directors of the Company.

There is no arrangement or understanding between Mr. Adams and any other person pursuant to which he was appointed to the board. There are no family relationships between Mr. Adams and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

