Form 10-Q
period 2026-03-31
AI Infrastructure Acquisition Corp.
filed 2026-05-12
CIK 2073553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42891

AI Infrastructure Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1926650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Griffith Peak Drive, Suite 200 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2026, there were 14,690,000 Class A ordinary shares and 4,600,000 Class B ordinary shares issued and outstanding.

AI INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AI INFRASTRUCTURE ACQUISITION CORP.

BALANCE SHEET

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,119,332	$1,240,395
Prepaid expenses	5,102	8,135
Total current assets	$1,124,434	$1,248,530
Investments held in Trust Account	140,479,489	139,254,999
Total Assets	$141,603,923	$140,503,529

Liabilities and Shareholders’ Equity
Current liabilities
Due to Sponsor	$20,000	$30,000
Other current liabilities	147,021	101,718
Total Liabilities	$167,021	$131,718
Commitments and Contingencies (Note 1 and 6)
Class A shares subject to redemption, 13,800,000 shares at redemption value of $10.18 and $10.09 per share	140,479,489	139,254,999

Shareholders’ Equity:
Preference shares, $0.0001 par value;20,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 440,000,000 shares authorized; 890,000 issued and outstanding	89	89
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 4,600,000 shares issued and outstanding	$460	$460
Additional paid-in capital	1,266,892	1,273,272
Accumulated deficit	$(310,028)	$(157,009)
Total Shareholders’ Equity	957,413	1,116,812
Total Liabilities and Shareholders’ Equity	$141,603,923	$140,503,529

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

STATEMENT OF INCOME

(UNAUDITED)

For the
Three Months Ended
March 31, 2026
General and administrative expenses	$(163,301)
Loss from Operations	$(163,301)

Other Income:
Interest income	10,282
Interest income - trust account	1,224,490
Total Other Income	1,234,772
Net Income	$1,071,471

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,800,000
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.06
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,490,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	890,000	$89	4,600,000	$460	$1,273,272	$(157,009)	$1,116,812
Class A ordinary shares offering costs					(6,380)		(6,380)
Remeasurement of carrying value of Class A shares subject to possible redemption to redemption value						(1,224,490)	(1,224,490)
Net Income						1,071,471	1,071,471
Balance, March 31, 2026	890,000	$89	4,600,000	$460	$1,266,892	$(310,028)	$957,413

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
Three Months Ended
March 31, 2026
Cash Flows from Operating Activities:
Net income	1,071,471
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,224,490)
Changes in operating assets and liabilities:
Prepaid expenses	3,033
Accrued expenses	45,303
Due to Sponsor	(10,000)
Net cash used in operating activities	$(114,683)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	-
Net cash used in investing activities	$-

Cash Flows from Financing Activities:
Payment of offering costs	(6,380)
Net cash provided by financing activities	$(6,380)

Net Change in Cash and cash equivalents	(121,063)
Cash and cash equivalents - Beginning of period	1,240,395
Cash and cash equivalents - End of period	$1,119,332

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 13, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the preparation for the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the portion of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units that was not placed in the Trust Account (defined below), although substantially all of such net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding income and franchise taxes payable on the income earned in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if shareholders pass an ordinary resolution under Cayman Islands law and the Articles approving a Business Combination, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, or such other vote as required by law or stock exchange rule. Subject to limited exceptions, if the Company’s Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, shareholders will be required to pass a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, approving a plan of merger or plan of consolidation. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules promulgated under the Exchange Act (as defined below) of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Class B ordinary shares (“Founder Shares”), its Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote in favor of or vote against, or abstain from voting on, a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less income and franchise taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, there is no assurance that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of $1,119,332 and working capital of $957,413.

The Company’s liquidity needs up to October 6, 2025, were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor for $236,790 (as further described in Note 5). The promissory note was repaid in full on October 6, 2025.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2026, of $1,119,332 will be sufficient to allow the Company to operate for at least 18 months from the closing of the Initial Public Offering, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will use the funds not held in the Trust Account, and additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, the Sponsor or their affiliates (which is described in Note 5), if any, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the terms of a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with management’s assessment of going concern considerations in accordance with Financial Accounting Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 6, 2027 (18 months from the closing of the Initial Public Offering).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for quarterly financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026. The quarterly results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,119,332 of cash or cash equivalents as of March 31, 2026.

Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $140,479,489, were held in U.S. Treasury money market investments.

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

Deferred Offering Costs

The Company complies with the requirements of the Accounting Standards Certification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of March 31, 2026, the Company did not have any deferred offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Earnings Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of income includes a presentation of income per redeemable share and income per non-redeemable share following the two class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public rights since the exercise of the rights is contingent upon the occurrence of a future event. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share.

The following table reflects the calculation of basic and diluted net earnings per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2026
	Class A	Class A and B
	redeemable	non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$766,527	$304,944
Denominator:
Basic and diluted weighted average shares outstanding	13,800,000	5,490,000
Basic and diluted net income per ordinary share	$0.06	$0.06

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Public Shares issuance costs	(2,802,380)
Plus:
Remeasurement of carrying value to redemption value	6,942,380
Class A Ordinary Shares subject to possible redemption, October 6, 2025	138,000,000
Remeasurement of carrying value to redemption value	2,479,489
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$140,479,489

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

Note 3 — Initial Public Offering

In the Initial Public Offering that closed on October 6, 2025, the Company sold 13,800,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $138,000,000. Each Unit was sold at a price of $10.00 and consists of one Class A ordinary share, one Public Right entitling the holder thereof to receive one fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination. Each five Public Rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional ordinary shares.

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

In October 2025, the Sponsor transferred an aggregate of 72,000 Founder Shares (24,000 Founder Shares each) to the three independent directors of the Company as consideratiuon for their services as independent directors through the Company’s initial Business Combination. The transfer of the Founder Shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 72,000 Founder Shares assigned to the holders was $94,800 or $1.32 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of March 31, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by the Sponsor until the earlier of (1) six months after the completion of an initial Business Combination and (2) the date on which a liquidation, merger, share exchange, reorganization, or other similar transaction after an initial Business Combination is consummated that results in shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 30 days after an initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights are not transferable, assignable or salable by our Sponsor until the completion of the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Such transfer restrictions are referred to as the lock-up.

Representative Shares

Simultaneously with the closing of the Initial Public Offering, the Company issued Maxim (the representative of the underwriters for our Initial Public Offering) 483,000 Class A ordinary shares. Maxim agreed not to transfer, assign or sell any such shares until the completion of our initial Business Combination. In addition, Maxim agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial Business Combination within the Combination Period as provided in our Articles. The representative shares issued to Maxim are subject to a twelve (12)-month leak-out, limiting sales on any trading day to no more than ten percent (10%) of the Company’s daily trading volume, as measured on the date of sale. The representative shares issued to Maxim were granted customary registration rights in compliance with FINRA Rule 5110(g)(8).

Administrative Services Agreement

The Company entered into an agreement, commencing on October 6, 2025, through the later of the Company’s consummation of a Business Combination or its liquidation, that provides that the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the period from December 31, 2025 through March 31, 2026, the Company incurred $30,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreement exists with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, there were no amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $236,790 was repaid at the closing of the Initial Public Offering on October 6, 2025, and as of March 31, 2026, there were no outstandings under the Promissory Note.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 440,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 890,000 Class A ordinary shares issued or outstanding, excluding 13,800,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 4,600,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 600,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and representative shares). As the over-allotment option was exercised in full, none of the Class B ordinary shares are subject to forfeiture.

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

The fair value of investments held in the trust account is based on level 1 measurements and approximated carrying value at March 31, 2026.

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

March 31, 2026
Cash	$1,119,332
Investments held in Trust Account	140,479,489

For the Three Months Ended March 31, 2026
General and administrative expenses	$163,301

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AI Infrastructure Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AIIA Sponsor Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto included in this Quarterly Report under Part I – Financial Information – Item 1. Financial Statements.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 13, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering that closed in October 2025, and the concurrent private placement of the Private Placement Units, the proceeds from the potential sale of our shares, debt, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 13, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,071,471, which consisted of interest income and interest earned on investments held in the Trust Account of $1,234,490, offset by general and administrative expenses of $163,301.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

For the three months ended March 31, 2026, cash used in operating activities was $114,683. Net income of $1,071,471 was affected by the interest earned on investments held in the Trust Account of $1,224,490. Changes in operating assets and liabilities provided $38,336 of cash from operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $140,479,489. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had $1,119,332 of cash and cash equivalents and working capital of $957,413. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, extend to us Working Capital Loans as may be required. If we complete a Business Combination, we would repay any such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units identical to the Private Placement Units, at a price of $10.00 per unit at the option of the lender.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term commitments as of March 31, 2026.

The Company entered into an administrative services agreement on October 3, 2025, under which the Company pays the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with the guidance in Accounting Standards Codification (“ASC”) 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Earnings Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of incomes includes a presentation of income per redeemable share and income per non-redeemable share following the two class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public rights since the exercise of the rights is contingent upon the occurrence of a future event. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 6, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Quarterly Report.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement completed in October 2025, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the registration statement for our Initial Public Offering.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as described in the registration statement for our Initial Public Offering. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended March 31, 2026, there were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AI INFRASTRUCTURE ACQUISITION CORP.

Date: May 12, 2026	By:	/s/ Michael D. Winston
	Name:	Michael D. Winston
	Title:	Chief Executive Officer and Director
(principal executive officer)

Date: May 12, 2026	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Chief Financial Officer and Director
(principal accounting officer)

