Form 10-Q
period 2026-09-30
AI Infrastructure Acquisition Corp.
filed 2026-11-09
CIK 2073553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 14,690,000 Class A ordinary shares and 4,600,000 Class B ordinary shares issued and outstanding.

AI INFRASTRUCTURE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3
Statements of Income for the Three and Nine Months ended September 30, 2026, for the Three Months ended September 30, 2025, and for the period from May 13, 2025 (inception) through September 30, 2025 (Unaudited)	4
Statements of Changes in Shareholders’ Equity for the Three and Nine Months ended September 30, 2026, and for the three months ended September 30, 2025 and the period from May 13, 2025 (inception) through September 30, 2025 (Unaudited)	5
Statements of Cash Flows for the Nine Months ended September 30, 2026, and for the period from May 13, 2025 (inception) through September 30, 2025 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II — OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
PART II — SIGNATURES	28

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AI INFRASTRUCTURE ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$805,697	$1,240,395
Prepaid expenses	28,162	8,135
Total current assets	$833,859	$1,248,530
Investments held in Trust Account	143,017,909	139,254,999
Total Assets	$143,851,768	$140,503,529

Liabilities and Shareholders’ Equity
Current liabilities
Due to Sponsor	$30,000	$30,000
Other current liabilities	120,760	101,718
Total Liabilities	$150,760	$131,718
Commitments and Contingencies (Note 1 and 6)
Class A shares subject to redemption, 13,800,000 shares at redemption value of $10.36 and $10.09 per share	143,017,909	139,254,999

Shareholders’ Equity:
Preference shares, $0.0001 par value;20,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 440,000,000 shares authorized; 890,000 issued and outstanding	89	89
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 4,600,000 shares issued and outstanding	$460	$460
Additional paid-in capital	1,266,892	1,273,272
Accumulated deficit	$(584,342)	$(157,009)
Total shareholders’ equity	683,099	1,116,812
Total Liabilities and Shareholders’ Equity	$143,851,768	$140,503,529

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

STATEMENTS OF INCOME

(UNAUDITED)

				For the period from
	For the	For the	For the	May 13, 2025
	Three Months Ended	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
General and administrative expenses	$(125,384)	$(7,160)	$(453,911)	$(19,210)
Loss from Operations	$(125,384)	$(7,160)	$(453,911)	$(19,210)

Other Income:
Interest income	7,437	-	26,578	-
Interest income - trust account	1,294,977	-	3,762,910	-
Total Other Income	1,302,414	-	3,789,488	-
Net Income	$1,177,030	$(7,160)	$3,335,577	$(19,210)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,800,000		13,800,000
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.06		$0.17
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	5,490,000	4,000,000	5,490,000	4,000,000
Basic and diluted net income per share, non-redeemable Class A and Class B ordinary shares	$0.06	$-	$0.17	$-

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	890,000	$89	4,600,000	$460	$1,273,272	$(157,009)	$1,116,812
Class A ordinary shares offering costs					(6,380)		(6,380)
Remeasurement of carrying value of Class A shares subject to possible redemption to redemption value						(1,224,490)	(1,224,490)
Net Income						1,071,471	1,071,471
Balance, March 31, 2026	890,000	$89	4,600,000	$460	$1,266,892	$(310,028)	$957,413

Remeasurement of carrying value of Class A shares subject to possible redemption to redemption value						(1,243,443)	(1,243,443)
Net Income						1,087,076	1,087,076
Balance, June 30, 2026	890,000	$89	4,600,000	$460	$1,266,892	$(466,395)	$801,046

Remeasurement of carrying value of Class A shares subject to possible redemption to redemption value						(1,294,977)	(1,294,977)
Net Income						1,177,030	1,177,030
Balance, September 30, 2026	890,000	$89	4,600,000	$460	$1,266,892	$(584,342)	$683,099

FOR THE PERIOD FROM MAY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 13, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	4,600,000	460	24,540	-	25,000
Net loss	-	-	-	-	-	(12,050)	(12,050)
Balance, June 30, 2025	-	$-	4,600,000	$460	$24,540	$(12,050)	$12,950

Net loss	-	-	-	-	-	(7,160)	(7,160)
Balance, September 30, 2025	-	$-	4,600,000	$460	$24,540	$(19,210)	$5,790

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the	May 13, 2025
	Nine Months Ended	(inception) through
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,335,577	$(19,210)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,762,910)	-
Changes in operating assets and liabilities:
Prepaid expenses	(20,027)	(6,425)
Accrued expenses	19,042	-
Deferred offering costs	-	(236,155)
Net cash used in operating activities	$(428,318)	(261,790)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note payable	-	236,790
Due to Sponsor	-	2,665,000
Proceeds from issuance of Class B ordinary shares	-	25,000
Payment of offering costs	(6,380)	-
Net cash (used in) provided by financing activities	$(6,380)	2,926,790

Net Change in Cash and cash equivalents	(434,698)	2,665,000
Cash and cash equivalents - Beginning of period	1,240,395	-
Cash and cash equivalents - End of period	$805,697	$2,665,000

Supplemental disclosure of non-cash financing activities:
Remeasurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$3,762,910	$-
Deferred offering costs included in promissory note payable	$-	$236,790
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$-	$25,000

The accompanying notes are an integral part of the unaudited financial statements.

AI INFRASTRUCTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since the completion of its Initial Public Offering, the Company has identified and evaluated a number of potential Business Combination targets and has entered into confidentiality agreements with certain of those targets. The Company has also engaged investment banks to provide advisory services with respect to potential targets. As of the date of this Quarterly Report, the Company has not entered into a definitive agreement with respect to an initial Business Combination. The Company has engaged in initial negotiations for terms of a Business Combination with various prospective targets, and has signed and delivered a proposed letter of intent to a potential target, which has not countersigned or otherwise accepted that proposed letter of intent. There can be no assurance that any discussions or evaluation activity will result in a definitive agreement or a completed Business Combination. The Company is subject to confidentiality obligations that restrict the disclosure of the identity of any potential target or the existence or status of any specific discussions.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 13, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the preparation for the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering described in Note 3 below and elsewhere in this report (the “Initial Public Offering”) was declared effective on September 30, 2025. On October 6, 2025, the Company consummated the Initial Public Offering of 13,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000. Each Unit consists of one Public Share and one right (“Right”) to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 407,000 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Maxim Partners LLC (“Maxim Partners”), generating gross proceeds of $4,070,000. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs for the Initial Public Offering and concurrent private placement amounted to approximately $2,796,000, consisting of $2,070,000 of cash underwriting fee, and $726,000 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the portion of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units that was not placed in the Trust Account (defined below), although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding income and franchise taxes payable on the income earned in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering $138,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a Trust Account (the “Trust Account”) and has been and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 18 months from the closing of the Initial Public Offering (such period, the “Combination Period”) subject to any extensions approved by our shareholders, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of the Company’s Public Shares if the Company has not completed its initial Business Combination within the Combination Period, subject to applicable law.

The Company will provide the holders of the outstanding Public Shares, but excluding our Sponsor, founders, officers and directors (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a general meeting called to approve the Business Combination. If the Company does not submit such Business Combination to its shareholders for approval, it will provide shareholders with the opportunity to have their shares repurchased by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Shares. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined above) or (ii) with respect to any other material provision relating to the rights of the Public Shareholders or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company has until April 6, 2027 (18 months from the closing of the Initial Public Offering) to complete an initial Business Combination, subject to any extensions approved by our shareholders. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less income and franchise taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, with respect to any Public Shares acquired by the Sponsor in or after the Initial Public Offering, those Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash and cash equivalents of $805,697 and working capital of $683,099.

The Company’s liquidity needs up to October 6, 2025, were satisfied through a capital contribution from the Sponsor of $25,000 for the Founder Shares and the loan from the Sponsor for $236,790 (as further described in Note 5). The loan was repaid in full on October 6, 2025.

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2026, of $805,697 is sufficient to allow the Company to operate at least through the date that is 18 months from the closing of the Initial Public Offering, assuming that a Business Combination is not consummated prior to that date. Until consummation of its Business Combination, the Company will use the funds not held in the Trust Account, and additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, the Sponsor or their affiliates (which is described in Note 5), if any, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds to meet the expenditures required for operating its business in the ordinary course. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the terms of a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to raise additional capital through loans from its Sponsor, officers, directors, or third parties, however, such persons are not obligated to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with management’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by April 6, 2027, which is within one year after the date that these financial statements are issued, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 6, 2027 (18 months from the closing of the Initial Public Offering).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026. The quarterly results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $805,697 of cash and cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $143,017,909, were held in U.S. Treasury money market investments.

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

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2026, the Company did not have any deferred offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of income includes a presentation of income per redeemable share and income per non-redeemable share following the two class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public Rights since the exercise of the rights is contingent upon the occurrence of a future event. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share. Weighted average shares outstanding for the three months ended September 30, 2025 and for the period from May 13, 2025 (inception) through September 30, 2025 have been adjusted retroactively for the share capitalization of 766,667 Class B ordinary shares on October 3, 2025 and exclude an aggregate of 600,000 Class B ordinary shares that were subject to forfeiture until the underwriters, as part of the Initial Public Offering, exercised the over-allotment option in full on October 6, 2025. The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 reported weighted average shares of 3,833,333 and basic and diluted net loss per share of $(0.01) for the period from May 13, 2025 (inception) through September 30, 2025.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	September 30, 2026
	Class A	Class A and B
	redeemable	non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$842,044	$334,986
Denominator:
Basic and diluted weighted average shares outstanding	13,800,000	5,490,000
Basic and diluted net income per ordinary share	$0.06	$0.06

	For the Nine Months Ended
	September 30, 2026
	Class A	Class A and B
	redeemable	non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,386,260	$949,317
Denominator:
Basic and diluted weighted average shares outstanding	13,800,000	5,490,000
Basic and diluted net income per ordinary share	$0.17	$0.17

	For the Three Months Ended
	September 30, 2025
	Class A	Class A and B
	redeemable	non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$-	$(7,160)
Denominator:
Basic and diluted weighted average shares outstanding	-	4,000,000
Basic and diluted net income per ordinary share	$-	$-

	For the Period from May 13,
	through September 30, 2025
	Class A	Class A and B
	redeemable	non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$-	$(19,210)
Denominator:
Basic and diluted weighted average shares outstanding	-	4,000,000
Basic and diluted net income per ordinary share	$-	$-

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for their redemption in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Schedule of Ordinary Shares Subject to Possible Redemption

Gross proceeds	$138,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Public Shares issuance costs	(2,802,380)
Plus:
Remeasurement of carrying value to redemption value	6,942,380
Class A Ordinary Shares subject to possible redemption, October 6, 2025	138,000,000
Remeasurement of carrying value to redemption value	5,017,909
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$143,017,909

Recent Accounting Pronouncements

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

Maxim Group LLC (and its designees collectively, “Maxim”), the Sponsor, and our officers and directors agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to the rights of Public Shareholders or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

In October 2025, the Sponsor transferred an aggregate of 72,000 Founder Shares to the three independent directors of the Company (being 24,000 Founder Shares to each independent director) as consideration for their services as independent directors through the Company’s initial Business Combination. The transfer of the Founder Shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 72,000 Founder Shares assigned to the holders was $94,800 or $1.32 per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable by the Sponsor until the earlier of (1) six months after the completion of an initial Business Combination and (2) the date on which a liquidation, merger, share exchange, reorganization, or other similar transaction after an initial Business Combination is consummated that results in shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 30 days after an initial Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights are not transferable, assignable or salable by our Sponsor until the completion of the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Such transfer restrictions are referred to as the lock-up.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 6, 2025, through the later of the Company’s consummation of a Business Combination or its liquidation, that provides that the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company (or satisfy the obligations through a conversion to units as noted below). Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreement exists with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026, there were no amounts outstanding under the Working Capital Loans.

Note Payable — Related Party

On May 13, 2025, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing, and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $236,790 was repaid at the closing of the Initial Public Offering on October 6, 2025, and as of September 30, 2026, there were no amounts outstanding under the Promissory Note.

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

Advisory Engagement

On April 4, 2026, the Company engaged CMD Global Partners, LLC (“CMD”) to provide investment banking advisory services in connection with potential Business Combinations. The engagement provides for a $10,000 milestone fee upon a target’s acceptance of a qualifying non-binding offer, indication of interest or letter of intent, an additional and larger milestone fee upon execution of a definitive agreement for a transaction, and a success fee upon closing of a Business Combination which success fee is based, in part, on whether the transaction’s Aggregate Value (as defined in the engagement) exceeds a specified threshold. In the event the Company closes a private placement CMD would be due a fee based on the gross proceeds raised from investors introduced by CMD. During the nine months ended September 30, 2026, the Company paid the $10,000 milestone fee and $22,618 of due diligence travel expenses. No other CMD fees had been earned, and no CMD fees or reimbursable expenses are unpaid at September 30, 2026.

On August 10, 2026, the Company engaged Maxim Group LLC (“Maxim”) to provide financial advisory services in connection with potential Business Combinations with covered targets. For targets identified or introduced to the Company and agreed upon by the parties, the success fee is payable upon closing in common stock of the post-transaction company, at the same price per share or exchange ratio as the transaction consideration. The fee is calculated on a scaled basis, with successive portions of the target’s Aggregate Transaction Value (as defined in the engagement) entitling Maxim to a defined percentage of that value. For targets not identified or introduced by Maxim for which the Company requests assistance, and which the parties designate in writing, a success fee is payable. The engagement has a 12-month term, subject to certain termination rights and fees that extend beyond termination. At September 30, 2026, no advisory fees had been earned or paid under the August 2026 engagement and no fees or reimbursable expenses are unpaid.

A prior advisory engagement with a separate advisor was terminated in June 2026. The advisor retains certain fee rights following termination with respect to specified targets, none of which the Company is currently in discussions with. All retainers and reimbursable expenses of the advisor were settled by September 30, 2026, with no amounts outstanding or disputed at that date.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 440,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 890,000 Class A ordinary shares issued and outstanding, excluding 13,800,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 4,600,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 600,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and representative shares). As the over-allotment option was exercised in full, none of the Class B ordinary shares are subject to forfeiture.

Holders of Class A ordinary shares and holders of Class B ordinary shares vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the sum of the total number of all shares of ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to our Articles with respect to our pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of our initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one fifth (1/5) of one Class A ordinary share underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of ours). If we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

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

The fair value of investments held in the trust account is based on level 1 measurements and approximated carrying value at September 30, 2026.

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

Schedule of Segment Reporting

September 30, 2026
Cash and cash equivalents	$805,697
Investments held in Trust Account	143,017,909

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$125,384	$453,911

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 13, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering that closed in October 2025, and the concurrent private placement of the Private Placement Units, the proceeds from the potential sale of our shares, debt, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 13, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, and following the closing of the Initial Public Offering, searching for a target with which to consummate a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses incurred to identify and evaluate prospective target businesses.

For the three months ended September 30, 2026, we had net income of $1.2 million, which consisted of interest earned on investments held in the Trust Account of $1.3 million and interest income on our operating account of $7,000, offset by general and administrative expenses of $125,000.

For the nine months ended September 30, 2026, we had net income of $3.3 million, which consisted of interest earned on investments held in the Trust Account of $3.8 million and interest income on our operating account of $27,000, offset by general and administrative expenses of $454,000.

For the three months ended September 30, 2025, we had a net loss of $7,000, and for the period from May 13, 2025 (inception) through September 30, 2025, we had a net loss of $19,000, in each case consisting of formation and general and administrative expenses.

Because our Initial Public Offering closed on October 6, 2025, the 2025 periods precede the establishment of the Trust Account and our operation as a public company, and period-over-period comparisons are not meaningful. The increases in net income of $1.2 million for the three months and $3.4 million for the nine months ended September 30, 2026, compared to the respective 2025 periods, reflect interest earned on the Trust Account, which had not yet been established in the 2025 periods, partially offset by the costs of operating as a public company and evaluating potential Business Combination targets. General and administrative expenses for the three months ended September 30, 2026 consisted principally of legal fees of $46,000, administrative fees payable to our Sponsor of $30,000, NYSE listing fees of $28,000 and accounting fees of $22,000, partially offset by the reversal of a $10,000 advisory fee accrued in the second quarter of 2026.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, continued elevated energy prices, inflation, fluctuations in interest rates, effects of tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, uncertainty regarding the regulation of artificial intelligence and data centers, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

For the nine months ended September 30, 2026, cash used in operating activities was $428,000. Net income of $3.3 million was affected by interest earned on investments held in the Trust Account of $3.8 million. Changes in operating assets and liabilities used $1,000 of cash in operating activities. Cash used in financing activities was $6,000, consisting of the payment of offering costs.

For the period from May 13, 2025 (inception) through September 30, 2025, cash used in operating activities was $262,000.

As of September 30, 2026, we had investments held in the Trust Account of $143.0 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned in the Trust Account, which interest shall be net of taxes payable, to complete our Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had $806,000 of cash and cash equivalents and working capital of $683,000. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with management’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination by April 6, 2027, raises substantial doubt about our ability to continue as a going concern. See Note 1 to the unaudited financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Except for the advisory engagements described in Note 6 to the unaudited financial statements, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term commitments as of September 30, 2026.

The Company entered into an administrative services agreement on October 3, 2025, under which the Company pays the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of the Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with the guidance in Accounting Standards Codification (“ASC”) 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Earnings Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The statement of income includes a presentation of income per redeemable share and income per non-redeemable share following the two class method of income per share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. The calculation of diluted net income per share does not consider the effect of the Public rights since the exercise of the rights is contingent upon the occurrence of a future event. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Quarterly Report.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement completed in October 2025, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 20, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the registration statement for our Initial Public Offering.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as described in the registration statement for our Initial Public Offering. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended September 30, 2026, there were no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AI INFRASTRUCTURE ACQUISITION CORP.

Date: November 9, 2026	By:	/s/ Michael D. Winston
	Name:	Michael D. Winston
	Title:	Chief Executive Officer and Director
(principal executive officer)

Date: November 9, 2026	By:	/s/ George Murnane
	Name:	George Murnane
	Title:	Chief Financial Officer and Director
(Principal Financial Officer, Principal Accounting Officer)

